Form 10-K/A
period 2001-12-31
MORGAN STANLEY DEAN WITTER CAP I INC DEP FOR SER 2001-TOP1
filed 2002-12-18
CIK 1133471

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001


      OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission File Number:  333-77215-06

         Morgan Stanley Dean Witter Capital I Inc.
         Commercial Mortgage Pass- Through Certificates
         Series 2001-TP1
         (Exact name of registrant as specified in its charter)



   New York                                         90-0042348
                                                    90-0042344
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)


   Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original
  Annual Report on Form 10-K (the "Original Form 10-K") filed on
  March 19, 2002 on behalf of Morgan Stanley Dean Witter Capital I Inc. Commercial Mortgage Pass- Through Certificates, Series 2001-TP1 established pursuant to the Pooling and Servicing Agreement among Morgan Stanley Dean Witter Capital Inc as Depositor, Wells Fargo Bank,
  N.A. as Master Servicer, GMAC Commercial Mortgage Corporation as Special Servicer, LaSalle Bank National Association as Trustee, Wells Fargo Bank Minnesota, N.A. as Paying Agent and Certificate Registrar and ABN AMRO Bank, N.V. as Fiscal Agent pursuant to which Morgan Stanley Dean Witter
  Capital I Inc., Commercial Mortgage Pass- Through Certificates, Series 2001-TP1 registered under the Securities Act of 1933 (the "Certificates") were issued.



  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.

       a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
       b) Wells Fargo Bank, National Association, as Master Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.

       a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
       b) Wells Fargo Bank, National Association, as Master Servicer <F1>

    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


   (b) On October 17, 2001, November 30, 2001, and January 02, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.
  <F2> Previously filed.

                               SIGNATURE


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Morgan Stanley Dean Witter Capital I Inc.
    Commercial Mortgage Pass- Through Certificates
    Series 2001-TP1
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A., as Paying Agent

  By:    William P. Walther, Jr., as Vice President

  By: /s/   William P. Walther, Jr.

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, William P. Walther, Jr., certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Morgan Stanley Dean Witter Capital I Inc. Commercial Mortgage Pass- Through Certificates Series 2001-TP1.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002


      William P. Walther, Jr.
      [Signature]


      Vice President
      [Title]



  Exhibit Index

  Exhibit No.

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

  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.

     a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
     b) Wells Fargo Bank, National Association, as Master Servicer <F1>

  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.

     a) GMAC Commercial Mortgage Corporation, as Special Servicer <F1>
     b) Wells Fargo Bank, National Association, as Master Servicer <F1>

  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.


EX 99.1 (a)

PRICEWATERHOUSECOOPERS   (logo)

PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York NY 10036
Telephone (646) 471 4000
Facsimile (646) 471 4100

Report of Independent Accountants

To the Board of Directors and Shareholder of GMAC Commercial Holding Corp.

We have examined management's assertion, dated March 13, 2002, about GMAC Commercial Mortgage Corp. and its subsidiaries' (the "Company") compliance with its established minimum servicing standards ("Servicing Policy") as of and for the year ended December 31, 2001 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Servicing Policy.

In our opinion, management's assertion that the Company complied with the aforementioned Servicing Policy as of and for the year ended December 31, 2001 is fairly stated, in all material respects.

March 13, 2002

EX 99.1 (b)

KPMG  (logo)

Three Embarcadero Center
San Francisco, CA 94111

Independent Accountants' Report

The Board of Directors
Wells Fargo Bank, N.A.:

We have examined management's assertion about Wells Fargo Commercial
Mortgage Servicing's (a division of Wells Fargo Bank, N.A.) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers
(USAP) except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2001 included in the accompanying management assertion. Management is responsible for Wells Fargo Commercial Mortgage Servicing's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Wells Fargo Commercial Mortgage Servicing's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards.

In our opinion, management's assertion that, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, Wells Fargo Commercial Mortgage Servicing has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.


March 1, 2002

KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.


EX 99.2 (a)

GMAC Commercial Holding Corp.
200 Wilmar Road
Horsham, PA 19044
Tel. 215-326-4822
Fax. 215-326-1316

GMAC
Commercial Holding Corp.    (logo)

Management's Assertion Concerning Compliance with Minimum Servicing Standards

March 13, 2002

As of and for the year ended December 31, 2001, GMAC Commercial Mortgage Corp. and its subsidiaries (collectively, the "Company") have complied in all material respects with the minimum servicing standards set forth in the Company's minimum servicing standards (attached), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, GMAC Commercial Mortgage Corporation had in effect a General Motors Corporation Fidelity bond of $150 million and a GMAC Commercial Mortgage Corporation errors and omissions policy in the amount of $50 million.


David E. Creamer, President and CEO



Wayne D. Hoch, Executive Vice President and CFO


Michael Lipson,
Executive Vice President


EX 99.2 (b)

WELLS FARGO BANK  (logo)

1320 Willow Pass Rd., Ste. 205
P.O. Box 4036
Concord, CA 94524
(800) 986-9711

Management Assertion
March 1, 2002

As of and for the year ended December 31, 2001, Wells Fargo Commercial
Mortgage Servicing, a division of Wells Fargo Bank, N.A., which is a wholly owned subsidiary of Wells Fargo & Company, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for the year ending December 31, 2001, Wells Fargo Commercial Mortgage Servicing had in effect a fidelity bond in the amount of $50,000,000 and an errors and omissions policy in the amount of $58,600,000.

Very truly yours,

Wells Fargo Commercial Mortgage Servicing

Jeannette De La Garza
Senior Vice President
Wells Fargo Commercial Mortgage Servicing

Linda Paulin
Senior Vice President
Wells Fargo Commercial Mortgage Servicing


EX 99.3 (a)

GMAC    (logo)
Commercial Mortgage
550 California Street, 12th Floor
San Francisco, CA 94104
Tel. 415-835-9200
Fax  415-391-2949

Morgan Stanley Dean Witter Capital I Trust
Series 2001-TOP1
Annual Officer's Certificate as to Compliance
For Period of February 15, 2001 through December 31, 2001

Pursuant to section 9.18 of the Pooling and Servicing Agreement, I attest that:

(a) A review of the activities of GMAC Commercial Mortgage as Special Servicer during the period, and of its performance under this Agreement, has been made under my supervision.

(b) To the best of my knowledge, based on such review, GMAC Commercial Mortgage as Special Servicer, has fulfilled all its obligations under this Agreement in all material respects throughout the pcilod. However, during the penod of February 15, 2001 through December 31, 2001, GMAC Commercial Mortgage as Special Servicer did not service any Specially Serviced Mortgaged Loans.


BY:                                       Date:
        Henry Bieber
        Vice President, GMAC Commercial Mortgage Corporation


EX 99.3 (b)

ANNUAL STATEMENT AS TO COMPLIANCE
OFFICERS CERTIFICATE

Re: Morgan Stanley Dean Witter Capital I Inc., Commercial Mortgage Pass-Through Certificates, Series 2001-TOP1

In accordance with Section 8.12 of that certain Pooling and Servicing Agreement dated February 1, 2001 ("Agreement"), executed by and between Morgan Stanley Dean Witter Capital I Inc., ("Depositor"), Wells Fargo Bank, National Association ("Master Servicer"), GMAC Commercial Mortgage Corporation ("Special Servicer"), LaSalle Bank National Association ("Trustee"), ABN AMRO Bank N.V. ("Fiscal Agent") and Wells Fargo Bank, National Association ("Paying Agent and Certificate Registrar") as authorized officer of Master Servicer, I certify that
(i) a review of the activities and performance of the Master Servicer during the preceding calendar year has been made under my supervision, and (ii) to the best of my knowledge, based on such review, Master Servicer has performed and fulfilled its duties, responsibilities and obligations under the Agreement in all material respects throughout such year.

Wells Fargo Bank, National Association
"Master Servicer"

By: Diane Arthur
Its: Vice President

Date: March 1, 2002